Form 10KSB
period 2003-12-31
CLUBHOUSE VIDEOS INC
filed 2004-04-27
CIK 1248218

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                   FORM 10-KSB

     [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

     [ ] Transition report under Section 13 Or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                to
                                        --------------    --------------

                        Commission file number 000-24727

                             Clubhouse Videos, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Florida                                          56-2339948
 ----------------------                      ----------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

               2005 Tree Fork Lane
                Longwood, Florida                            32750
     --------------------------------------                 --------
    (Address of principal executive offices)               (Zip Code)

         Issuer's telephone number, including area code: (407) 304-4764
                                                       ----------------
Securities registered pursuant to Section 12(g) of the Act:

Title of Class:                                      Name of each exchange
                                                     on which registered:

Common Stock, par value $.0001                                None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | _ |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     Issuer's gross revenues for the fiscal year ended December 31, 2003 are $8,017.

     The voting stock of the Issuer is not yet publicly traded.

     The approximate number of shares outstanding of the registrant's Common Stock as of March 16, 2004 was 49,348,175.

       Transitional Small Business Disclosure Format: Yes |__| No | X |

                                TABLE OF CONTENTS

Part I                                                                      Page

Item 1   Description of Business..........................................    2
Item 2   Properties.......................................................    7
Item 3   Legal Proceedings................................................    7
Item 4   Submission of Matters to a Vote of Security Holders..............    7

Part II

Item 5   Market for Company's Common Equity and Related Stockholder
         Matters..........................................................    8
Item 6   Management Discussion and Analysis...............................    8
Item 7   Financial Statements.............................................   F-1


              Independent Auditors Consent                        F-1
              Balance Sheet                                       F-2
              Statement of Operations                             F-3
              Stockholders Deficit                                F-4
              Statement of Cash Flows                             F-5
              Statement of Cash Flows - Net Loss Reconciliation   ???
              Notes to Financial Statements                       F-6

Item 8   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure........................................    10

Part III

Item 9   Directors, Executive Officers, Promoters, and Control Persons;
          Compliance with Section 16(a) of the Exchange Act...............    10

Item 10   Executive Compensation..........................................    11

Item 11   Security Ownership of Certain Beneficial Owners and Management..    11

Item 12   Certain Relations and Related Transactions......................    12

Item 13   Exhibits and Reports on Form 8-K................................    13

Item 14   Principal Accountant Fees and Services..........................    13

                      FORWARD LOOKING STATEMENT INFORMATION

     Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements"(within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

Item 1.   Description of Business.

          Clubhouse Videos, Inc. is a development stage company located in Longwood, Florida. In September, 2001, Raven Moon Entertainment, Inc. ("Raven Moon") formed a subsidiary, Raven Moon Home Video Products, LLC, to market products developed and produced by Raven Moon, including videos and related items. After setting up a number of distributors and distribution channels, Raven Moon decided to spin off Raven Moon Home Video Products, LLC in to a separate, publicly traded company called Clubhouse Videos, Inc. ("CHV"). CHV distributes certain assets and other products under exclusive agreements with Raven Moon and other videos and audio products from other producers of children's and family entertainment.

         CHV markets and distributes children's videos and music CD's based upon programming produced for television and E-commerce websites aimed at the children and young adult markets. Our management team is aware of the interest in educational children's programming on television and videos, DVD's and music CD's. We believe we are in a dynamic and growing market niche given the marked expansion of cable television networks and FCC laws that mandate that broadcasters supply viewers with a certain number of hours of educational programs for children each week or lose their broadcast licenses. In turn, these programs will generate merchandising opportunities, for which we in position to exploit by utilizing our distribution channels.

     The Children's Television Act of 1990 ("CTA") requires the Federal Trade Commission, in its review of each television broadcast license renewal application, to consider the extent to which the licensee has served the educational and informational needs of children through the licensee's overall programming, including programming specifically designed to serve such needs. In enacting the CTA, Congress found that television has the power to teach children that television can assist children to learn important information, skills, values, and behavior, while entertaining them and exciting their curiosity to learn about the world around them. Congress also found, however, that there are significant market disincentives for commercial broadcasters to air children's educational and informational programming. Therefore, Congress intended the CTA to counteract these market disincentives and to ensure that broadcasters adhere to their obligation under the CTA to air programming specifically designed to serve the educational and informational needs of children and to improve public access to information about the availability of these programs.

     The FTC ordinarily relies on the good faith judgments of broadcasters as to whether programming satisfies this obligation, but will evaluate compliance of individual programs under a new definition of "core programming" only as a last resort. This new definition of core programming includes objective elements, such as a regularly scheduled, weekly program of at least 30 minutes, and aired between 7:00 a.m. and 10:00 p.m. The program must also be identified as educational and informational for children when it is aired and must be listed in the children's programming report placed in the broadcaster's public inspection file.

     According to a 150 page industry report titled "The Children's Video Market," prepared and published by the Packaged Facts Group, the market for Children Videos (a.k.a. Kidvid) in the US broke the $3 Billion Mark in 1996. Kidvid sales surpassed $4.2 Billion in 2001, representing an average annual growth rate of eight (8%) percent. Projected grow through 2006 is estimated at $5.9 billion. This represents both sales for rental and the sell-through market. Children demographic profile is expected to stabilize, but other trends will sustain Kidvid segment growth like growth in per capita income.

     We have been granted a license to acquire future video half-hour episodes and Music CD products produced by Raven Moon. We believe we have a reasonable chance of being successful marketing videos, DVD's, CD's, and licensed merchandise based on the "Gina D's Kids Club" show by building upon the channels of distribution already established for these products. These channels include a full e-commerce website (WWW.CLUBHOUSEVIDEOS.COM) which offers not only the "Gina D's" products but also integration with Amazon.com children's products (toys, books, CDs, videos and DVDs). Through one of Amazon.com's retailing programs called "Advantage", CHV is able to earn commissions and to offer a wider selection of children's products without the cost of carrying inventory. By participating in this program, CHV has generated $178.00 in revenue since inception.

     Our revenues for the fiscal year ended December 31st, 2003, were $8,017, and our net loss during that same period was $1,662,558 or $0.0419 per share. Because we are in the development stage and our revenues are small, and since we have no assurance of raising the capital we need for growth, our independent auditors have given us a "going concern" opinion in their audit of our financial statements. CHV has acquired from Raven Moon the rights to market, merchandise, and sell the following products:

     1. Gina D's Kids Club Video Tape Volume 1. "Join the Club"

          o An exciting new live action and animated Family Values Video with positive sing-along songs, stories, and funny educational characters for children 3 to 6 years old.

     2. Gina D's Kids Club Video Tape Volume 2. "Good News"

          o Sharing and Caring for others is part of spreading Good News. Let Gina D and her Kids Club friends take you on a fun adventure and teach you how to spread a little Good News to your friends and neighbors.

     3. Gina D's Kids Club Video Tape Volume 3. "Smile-Ability"

          o This family values video teaches children 3 to 6 years old how infectious SMILE-ABILITY can be. Share a smile with our Kids Club friends and learn that reading and art are fun things to do.

     4. Sing Along with Gina D Video Tape Volume 1.

          o Sing along with Gina D and her Kids Club friends. This music video can be a positive experience for children 3 to 6 years old. Join the fun and sing-a-long with Gina D!

     5. Sing Along with Gina D Volume 1. DVD

          o    Same as the Product 4. above except in DVD format

     6. Gina D's Kids Club 3 Episode DVD

          o DVD contains the first 3 episodes that are described above on the Volume 1 , 2 and 2 of the VCR Tapes

     7. Gina D's Kids Club Music CD Volume 1.

          o    Songs by Gina D, TV Ted, Miss Muffin, and the Kids Club singers

     8. Gina D's Kids Club Music CD Volume 2.

          o A number of original children songs and featuring Do the Cuddle Bug song.

     9. Young America CD

          o    CD single - Gina D sings the Young America Song.

     10. A limited amount of Cuddle Bug

          o    Uniquely designed plush toy

     11. A limited amount of Christmas Cuddle Bug

          o    Uniquely designed plush toy in Christmas Garb

     12. Gina D's Dance Party CD

          o    Original songs to dance by

     13. Gina D's Cuddle Bug Christmas Television Special DVD

          o    Original track of TV Special that ran in Dec 2003

     14. Gina D's Cuddle Bug Christmas Music CD

          o    Original Sound track form TV Special

     The Company also has the right to purchase up to ten (10) more half-hour "Gina D's Kid's Club" television programs produced by Raven Moon at a fixed price of $300,000 per episode, Music CD's at $100,000 per CD and up to fifty-two
(52) additional episodes at a negotiated rate. The Television airing rights and the rights to license merchandise from characters in the show will remain with Raven Moon.

     To accomplish our goal of purchasing video and audio properties from Raven Moon and other similar producers, we intend to raise up to $20 million over the next 3-5 years through one or more private offerings and/or a Registered offerings. However, we cannot give any assurance that we will ever be able to raise any of these funds or commence these activities. With these funds, we plan to operate the business, promote our e-commerce website, and purchase distribution rights to entertainment properties and television programs in target markets.

     CHV plans to use this capital to amass a library of children's videos and music albums for distribution through its existing channels and through its website WWW.CLUBHOUSEVIDEOS.COM. Besides offering Raven Moon products on our website, we handle a large selection of products through selective links with Amazon.com. With these links, users are able to purchase a large variety of child-related products in the United States and abroad. Amazon handles shipping and inventory of all non-Raven Moon products, while CHV maintains inventories and ships Raven Moon merchandise under a service contract with Management Solutions International, Inc.

     CHV currently has only two employees.

     CHV is a startup development distribution company. CHV makes its money by distributing and selling videos, DVD's and music CD's. CHV's activities are located in Longwood, Florida.

                                  RISK FACTORS
                                  ------------

Lack Of Liquidity
-----------------

If we are unable to obtain additional funds from other financings we may have to significantly curtail the scope of our operations and alter our business model. We are seeking additional sources of financing, which may include short- term debt, long- term debt or equity. However there is no assurance that we will be successful in raising additional capital. If additional financing is not available when required or is not available on acceptable terms, then we may be unable to continue our operations at current levels.

We Are A Development Stage Company And Our Operations Fluctuate
---------------------------------------------------------------

We are subject to all of the risks, expenses, delays, problems, and difficulties typically encountered in the establishment of a new business. Throughout this development stage, we have generated limited revenues from operations. As a result, we have a limited relevant operating history on which an evaluation of our prospects and performance can be made.

The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the formation of a new business and the competitive environment in which we operate. It is likely that we will continue to incur additional losses in the future. Accordingly, there can be no assurance that we will be able to achieve increased levels of revenue in the future or that our future operations will be profitable.

Effect Of Corporate Measures
----------------------------

Certain anti-takeover measures may have an adverse effect on our stock price and may also discourage takeovers that might be beneficial to stockholders. Certain provisions of our Articles of Incorporation, bylaws and Florida law could delay or frustrate the removal of incumbent directors, discourage potential acquisition proposals and delay, defer or prevent a change in control of CHV Company, even if such events could be beneficial, in the short-term, to the interests of our stockholders.

The Loss Of Key Personnel Could Adversely Affect Our Business
-------------------------------------------------------------

Our ability to maintain our competitive position depends in part upon the continued contributions of our executive officers. A loss of one or more such officers could have an adverse effect on our business. We do not carry key man insurance on any officers. If we fail to retain qualified individuals for necessary positions, it could have an adverse effect on our business, financial condition and results of operations.

We Don't Expect To Pay Any Dividends
------------------------------------

To date, we have paid no cash dividends or made any stockholder distributions. The payment of dividends on our common stock is within the discretion of the Board of Directors and will depend upon our earnings, its capital requirements, financial condition, and other relevant factors. For the foreseeable future, however, it is not anticipated that we will pay any dividends. Currently, we plan to retain any earnings we receive for the continued development of our business operations.

Going concern
-------------

The financial statements are prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, it does not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize assets and liquidate its liabilities, contingent obligations and commitments in other than the normal course of business and the amounts which may be different from those shown in these financial statements. The ability to continue as a going concern is dependent on its ability to:

                  Obtain additional debt and equity financing.
                  Generate profitable operations in the future.

The Company has initiated several actions to generate working capital and improve operating performances, including equity and debt financing, cost reduction measures and completion of a private placement offering. Through December 31, 2003 the Company raised $115,000 to fund current operations. There can be no assurance that the company will be able to successfully implement its plan, or if successfully implemented, the Company will achieve its goals. Furthermore, if the Company is unable to raise additional funds it may be required to reduce its workforce, reduce compensation levels, reduce dependency on outside consultants, modify its growth and operating plans, and even be forced to terminate operations completely.

Forward-Looking Statements
--------------------------

This registration statement and the exhibits hereto contain certain forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under Risk Factors and elsewhere in this Registration Statement and the documents incorporated by reference. In some cases, you can identify forward-looking statements by terminology such as may, will, should, could, expects, plans, intends, anticipates, believes, estimates, predicts, potential or continue or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable based on currently available information, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this prospectus.

Competition
-----------

     The main competition in the industry comes from major film and television studios that produce and distribute a large percentage of the family and children's programming. The next level of competition is from other independent distributors, many of whom are much larger and better capitalized than CHV.

     To be competitive, we have to be good at selecting high quality, creative productions that have the "pull" of public demand. Similar to TV networks that are trying to pick independently produced series that will become "hits", CHV intends to compete by not only finding winning shows but also by developing strong distribution systems from which it can "push" its licensed properties.

Item 2.   Description of Property.

     We presently lease a small office located at 2005 Tree Folk Lane, Longwood, Florida.

Item 3.   Legal Proceedings.

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

 Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.

     The Company's Common Stock has been the subject of little or no trading activity. No brokerage firms were making a market in the company's Common Stock to date.

     There are 746 holders of the Common Stock of the company. None of the Preferred Stock has been issued. There has never been any dividend, cash, or otherwise, paid on the Common or Preferred Stock of the company.

     The Common Stock of the company is subject to the "penny stock rules" of Rule 15(g) of the Securities Act of 1934. These rules impose additional sales requirements on broker-dealers selling securities to persons other than established customers and accredited investors as defined in the Securities Act of 1933. Brokerage transactions falling within these Rules require brokers to make a special suitability determination for the purchaser and to obtain the purchaser's written consent to make the trade before accepting the sale. Accordingly, these penny stock rules may adversely affect the ability of purchasers to resell these securities.

Transfer Agent, Registrar and Warrant Agent
-------------------------------------------

     The Company has appointed Florida Atlantic Stock Transfer, Inc. 7130 Nob Hill Road, Tamarac, Florida 33321, as transfer agent and registrar for the Common Stock and Preferred Stock.

Sales Eligible for Future Sale
------------------------------

     Future sales of common stock under Rule 144 may have a depressive effect on the market price of the Company's common stock if a public market develops for such stock and could impair the Company's ability to raise capital through the sale of the Company's equity securities.

In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated), including an affiliate, who has beneficially owned restricted shares for at least two years is entitled to sell, within any three-month period commencing 90 days after the effective date, a number of shares that does not exceed the greater of (i) 1% of the then outstanding shares of common stock or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale, subject to the filing of a Form 144 with respect to such sale and other limitations and restrictions. In addition, a person who is not deemed to have been an affiliate of the company at any time during the 90 days preceding a sale and who has beneficially owned the shares proposed to be sold for at least three years, would be entitled to sell such shares under Rule 144(k) without regard to the requirements described above.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

     Several methods and sources of operating revenues are available to the company in the broadly defined Entertainment Industry. CHV will take advantage of the opportunities available that fall within the company's business model.

     While the level of success of CHV is initially to be closely tied to the success of the "Gina D's Kids Club" shows, CHV plans to broaden its base of producers and products to the many other small and medium- sized companies that are struggling to get their videos and music recognized by major retailers and distributors. By offering to represent producers for a fee, to the purchase of product distribution rights, CHV feels strongly that it will become a major player in the children/family entertainment industry. As more products are added to those being represented by CHV, economies of scale will lower costs of production for all the company's products or clients, thereby boosting profits.

     The Company also intends to pursue foreign revenues. The Company's focus on Family Entertainment ensures that the content will be acceptable and attractive to foreign buyers. Significant revenues are anticipated from foreign countries, initially where English is spoken and then videos will be re-edited to play in foreign languages. As the company grows, it will have the option to assume the responsibility of handling its own foreign distribution, resulting in significant additional revenues.

Licensing, Merchandising & Publishing - In projecting the income of CHV over the next five years, the following assumptions were made:

     It is projected that a number of video episodes can be acquired from Raven Moon (up to 52 episodes of Gina D's Kids Club) over the next five years.

Revenues - for the first year is anticipated to approximately $165,000 derived mainly from production, merchandising distribution & licensing and direct response sales through its own internet website and sales to distributors CHV is in the first year of operation. Startup costs are expected to exceed revenues and the year 2003 represents only seven months of normal operations.

     In the second year, as more products become available, including non-Raven Moon products, it is expected that significant revenues will be generated. Income from foreign revenues, licensed products, royalties and direct responses is expected to increase significantly as a percentage of the previous year's results in both 2004 and 2005.

     From years three to five, revenues should exceed costs by approximately a 58 % margin. This margin is not unrealistic for this industry because the cost of moderately high volume productions of CDs, DVDs and video tapes is only 5% to10% of the retail price and 15% to 30% of the wholesale price. CHV sells both wholesale and retail. The revenue increase is projected to grow substantially in year 2005 forward because Raven Moon is anticipated to have a regularly scheduled TV presence, which will give a high visibility to all the Gina D related products. Also, foreign, distribution and licensing revenues are projected to begin in 2005 and increase to where they represent 25% of gross revenues. Revenues resulting from direct response, infomercials and other methods of distributions are also expected to increase in the third year. Cost of sales increase as a function of sales and Sales and Administration (overhead) levels of at 3% of Revenues in year five. CHV is expected to be profitable from year two forwards.

Item 7.   Financial Statements


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Stockholders of Clubhouse Videos, Inc.

We have audited the accompanying balance sheets of Clubhouse Videos, Inc. (a development stage company) as of December 31, 2003 and 2002, and the related statements of operations, deficit in stockholders' equity and cash flows for the years then ended and for the period from, September 26, 2001(inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clubhouse Videos, Inc. as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended and from September 26, 2001 (inception), to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred net losses since its inception and has experienced severe liquidity problems. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Tampa, Florida
March 23, 2004, except for Note 7 dated April 4, 2004 and April 26, 2004; and
Note 8 dated April 9, 2004.



                                      CLUBHOUSE VIDEOS, INC.
                                   (A Development Stage Company)
                                          Balance Sheets



                                              ASSETS


                                                                               December 31,
                                                                       --------------------------
                                                                           2003          2002
                                                                       -----------    -----------
CURRENT ASSETS:

Cash                                                                   $     1,572    $     6,473
Accounts receivable  trade                                                    --            6,512
Inventory (see note 7)                                                     130,446          6,586
                                                                       -----------    -----------

                               Total current assets                    $   132,018    $    19,571
                                                                       ===========    ===========

                         LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

Accounts payable                                                       $   768,375    $      --
Advance from third party (see note 8)                                      125,000           --
Loans from affiliated companies                                             23,909           --
Loan from related party                                                     48,286          5,000
Membership Units (see note 6)                                                 --        2,016,800
                                                                       -----------    -----------

                               Total current liabilities                   965,570      2,021,800


COMMITMENTS AND CONTINGENCIES (see note 8)

DEFICIT IN STOCKHOLDERS' EQUITY

Convertible preferred stock A, $.0001 par value,
      authorized 10,000,000 shares; issued and
      outstanding 115,000 shares at December 31, 2003;                          12           --
Common stock, $.0001 par value, authorized
      200,000,000 shares; issued and outstanding
      41,385,100 at December 31, 2003;                                       4,139           --
Additional paid-in capital                                               2,827,084           --
Deficit accumulated during the development stage                        (3,664,787)    (2,002,229)
                                                                       -----------    -----------

                               Total deficit in stockholders' equity      (833,552)    (2,002,229)
                                                                       -----------    -----------

                                                                       $   132,018    $    19,571
                                                                       ===========    ===========


See Notes to Financial Statements.

                                                F-2



                                          CLUBHOUSE VIDEOS, INC.
                                       (A Development Stage Company)
                                         STATEMENTS OF OPERATIONS



                                                                                          From inception
                                                                                        September 26, 2001
                                                                For Year December 31,     to December 31,
                                                                 2003           2002           2003
                                                              -----------    -----------    -----------

REVENUES:
          Sales                                               $     8,017    $    31,207    $    46,334

COST OF GOODS SOLD                                                  4,670          7,802         12,472
                                                              -----------    -----------    -----------

GROSS PROFIT                                                        3,347         23,405         33,862



COSTS AND EXPENSES:
          Rights to videos, CDs and DVDs from related party       421,013        542,363        989,982
          Consulting fees                                         797,755         34,580        838,800
          Legal fees                                              160,125           --          160,125
          Marketing expense                                        95,335         79,336        201,315
          Royalties                                                 1,681          7,731          9,619
          General and administrative expense                      111,996      1,273,645      1,420,808
                                                              -----------    -----------    -----------

             Total costs and expenses                           1,587,905     1,937,655       3,620,649
                                                              -----------    -----------    -----------

Net loss before inventory valuation adjustment                 (1,584,558)    (1,914,250)    (3,586,787)

Inventory valuation adjustment (see note 7)                       (78,000)          --          (78,000)
                                                              -----------    -----------    -----------
Net loss                                                      $(1,662,558)   $(1,914,250)   $(3,664,787)
                                                              ===========    ===========    ===========

Net loss per share (see note 4)                               $   (0.0419)   $   (0.2206)   $   (0.1718)
                                                              ===========    ===========    ===========


See Notes to Financial Statements

                                                  F-3


                                   CLUBHOUSE VIDEOS, INC.
                                (A Development Stage Company)
                        STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY



                                              Membership Units           Preferred Stock
                                          ---------------------    -------------------------
                                          Units        Amount         Shares        Amount
                                          ------    -----------    -----------   -----------
Sale of membership units for cash          10.46    $   104,600           --     $      --
Current period loss                         --             --             --            --
                                          ------    -----------    -----------   -----------
Balance at December 31, 2001               10.46        104,600           --            --

Sale of membership units for cash          91.22        912,200           --            --
Membership units issued for expenses to
     related party                        100.00      1,000,000           --            --
Current period loss                         --             --             --            --
                                          ------    -----------    -----------   -----------

Balance at December 31, 2002              201.68      2,016,800           --            --

Sale of membership units for cash          37.24        372,360           --            --
Membership units issued for expenses to
     related party                          8.00         80,000           --            --
Membership units issued for expenses       23.80        238,075           --            --
Membership units converted to
     Common Stock (see note 7)           (270.72)    (2,707,235)          --            --
Sale of preferred stock                     --             --          115,000            12
Sale of common stock for cash               --             --             --            --
Current period loss                         --             --             --            --
                                          ------    -----------    -----------   -----------
Balance at December 31, 2003                --      $      --          115,000   $        12
                                          ======    ===========    ===========   ===========





                                             CLUBHOUSE VIDEOS, INC.
                                          (A Development Stage Company)
                                  STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY
                                                  (Continued)


                                                Common Stock          Additional
                                          -------------------------     paid-in     Accumulated
                                             Shares        Amount       Capital       deficit         Total
                                          -----------   -----------   -----------   -----------    -----------
Sale of membership units for cash                --     $      --     $      --     $      --      $   104,600
Current period loss                              --            --            --         (87,979)       (87,979)
                                          -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2001                     --            --            --         (87,979)        16,621

Sale of membership units for cash                --            --            --            --          912,200
Membership units issued for expenses to
     related party                               --            --            --            --        1,000,000
Current period loss                              --            --            --      (1,914,250)    (1,914,250)
                                          -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2002                     --            --            --      (2,002,229)        14,571

Sale of membership units for cash                --            --            --            --          372,360
Membership units issued for expenses to
     related party                               --            --            --            --           80,000
Membership units issued for expenses             --            --            --            --          238,075
Membership units converted to
     Common Stock (see note 7)             41,247,974         4,125     2,703,110          --             --
Sale of preferred stock                          --            --         114,988          --          115,000
Sale of common stock for cash                 137,126            14         8,986          --            9,000
Current period loss                              --            --            --      (1,662,558)    (1,662,558)
                                          -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2003               41,385,100   $     4,139   $ 2,827,084   $(3,664,787)   $  (833,552)
                                          ===========   ===========   ===========   ===========    ===========


See Notes to Financial Statements.

                                                   F-4(Con't)



                                               CLUBHOUSE VIDEOS, INC.
                                            (A Development Stage Company)
                                              STATEMENTS OF CASH FLOWS



                                                                                                   From inception
                                                                                                 September 26, 2001
                                                                         For Year December 31,     to December 31,
                                                                       --------------------------    -----------
                                                                          2003           2002           2003
                                                                       -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                      $(1,662,558)   $(1,914,250)   $(3,664,787)
         Adjustments to reconcile net loss to net cash used
             by operating activities:
                 Decrease (increase) in accounts receivables - trade         6,512         (6,512)          --
                 (Increase) in inventory                                  (123,860)        (6,586)      (130,446)
                 Increase in accounts payable                              768,315           --          768,315
                 Membership units issued for expenses to
                        related party                                       80,000      1,000,000      1,080,000
                 Membership units issued for expenses                      238,075           --          238,075
                                                                       -----------    -----------    -----------
                        Net cash (used) by operations                     (693,456)      (927,348)    (1,708,783)


CASH FLOWS FROM FINANCING ACTIVITIES
         Sales of membership units                                         372,360        912,200      1,389,160
         Sales of preferred stock                                          115,000           --          115,000
         Sales of common stock                                               9,000           --            9,000
         Advance from third party                                          125,000           --          125,000
         Proceeds from loan from affiliated companies                       23,909           --           23,909
         Proceeds from loan from related party                              48,286          5,000         53,286
         Repayment of loan from related party                               (5,000)          --           (5,000)
                                                                       -----------    -----------    -----------
                        Net cash provided by financing activities          688,555        917,200      1,710,355
                                                                       -----------    -----------    -----------

         Net (decrease) increase in cash                                    (4,901)       (10,148)         1,572

         Cash at beginning of period                                         6,473         16,621           --

         Cash at end of period                                         $     1,572    $     6,473    $     1,572
                                                                       ===========    ===========    ===========


                             NON - CASH FINANCING ACTIVITIES
                             -------------------------------

Membership units converted to Common stock (see note 7)                $ 2,707,235    $      --      $ 2,707,235
                                                                       ===========    ===========    ===========


See Notes to Financial Statements.



                             CLUBHOUSE VIDEOS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 1 -- SPINOFF AND BASIS OF PRESENTATION

In January 2003, the Board of Directors of Raven Moon Entertainment, Inc. (Raven
Moon) announced that it planned to spin off the business conducted through Raven Moon Home Video Products, LLC to Raven Moon shareholders (the "Spinoff"). This Spinoff occurred on April 25, 2003 and was accomplished by forming Clubhouse Videos, Inc. (the "Company"), transferring the stock of Raven Moon Home Video Products, LLC to Clubhouse Videos, Inc. and then distributing all of the shares of common stock of Clubhouse Videos, Inc. to individuals with investment units in Raven Moon Home Video Products, LLC and to Raven Moon shareholders. Raven Moon Home Video Products, LLC was subsequently liquidated. Individuals with investment units received 152,362 shares of common stock of Clubhouse Videos, Inc. for each unit. Raven Moon shareholders of record as of March 7, 2003 received one share of Clubhouse Videos, Inc. common stock for every one hundred shares of Raven Moon Common Stock.

The accompanying audited financial statements of Clubhouse Videos, Inc. include substantially all of the assets, liabilities, revenues, and expenses of the business conducted through Raven Moon's subsidiary, Raven Moon Home Video Products, LLC. The financial statements have been prepared on the historical cost basis, and present the Company's financial position, results of operations and cash flows as derived from Raven Moon's historical financial statements. This information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of Clubhouse Videos, Inc. as of December 31, 2003 and 2002, and the results of operations and cash flows for the years ended December 31, 2003 and 2002 and the period from inception, September 26, 2001, through December 31, 2003. The adjustments have been of a normal recurring nature.

NOTE 2 -- DESCRIPTION OF THE COMPANY

Clubhouse Videos, Inc is primarily engaged in the manufacture, marketing, selling and distributing Family Values and Christian-oriented video entertainment products. The market for these products is expected to be worldwide, although the company will devote most of its efforts within the continental United States. Since its inception, the Company has generated limited revenues from operations and is subject to all the risks, expenses, delays and difficulties encountered in the development stage. As a result, there can be no assurance as to when, or if the Company will achieve future profitable operations.

                             CLUBHOUSE VIDEOS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION - Revenue from distribution of video entertainment products is recognized upon receipt of payment or delivery of product, which does not vary significantly from the time the products are shipped.

ACCOUNTS RECEIVABLE - The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectable, they will be charged to operations when that determination is made.

INVENTORY - Inventory consists of various video entertainment products recorded on CDs and plush toys. Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

RIGHT TO VIDEOS, CDs and DVDs - The Company has an exclusive and limited license to manufacture, market and sell fourteen "Gina D's Kids Club" videos, CDs and DVDs produced by Raven Moon Entertainment, Inc, a related party and the former parent of the company. This license was purchased in 2003 and paid for in cash. Because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products it has elected to expense all costs associated with the Rights to videos, CDs and DVDs. (See Note 7.)

STOCK BASED COMPENSATION - The Company accounts for stock options issued to employees under Statement of Financial Accounting Standards 123, wherein such options are valued based upon the Black-Scholes option-pricing model.

MANAGEMENT ESTIMATES - Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

INCOME TAXES - The Company has incurred approximately $3,664,787 net operating losses which may be carried forward and used to reduce taxable income in future years. Deferred tax assets created by the net operating losses are offset by an equal valuation allowance.

                             CLUBHOUSE VIDEOS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as specified and for hedging relationships designated after June 30, 2003. The Company does not anticipate that the adoption of this statement will have any material impact on the balance sheet or statement of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise it will become effective at the beginning of the first interim period beginning after June 15, 2003. The Company anticipates that the adoption of this statement will not have any material impact on the balance sheet or statement of operations.

In December 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities--Amended". FIN 46 requires us to consolidate a variable interest entity if we are subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not currently have any variable interest entities and, accordingly, the adoption of FIN 46 did not have a significant impact on the Company's financial position or results of operations.

                             CLUBHOUSE VIDEOS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


In November 2003, during discussions on EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," the EITF reached a consensus which requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 and SFAS 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The consensus on quantitative and qualitative disclosures is effective for fiscal years ending after December 15, 2003 and comparative information for earlier periods presented is not required. The Company currently does not have any impaired investments and thus the adoption of this consensus did not have a material impact on the financial statements.

Note 4 -- NET LOSS PER SHARE
Net (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Membership units were converted into common stock on April 25, 2003 at a conversion rate of one unit is equivalent to 152,362 shares of stock. Potentially dilutive securities consist of contingently issued shares, the common shares issuable upon conversion of preferred stock (using the "if converted" method) and shares issuable upon the exercise of stock options. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The following table reconciles the denominator for the net (loss) per share computation:

   Period                            Average                    Weighted average
                                 Membership units                     Shares
December 2002                         56.94                          8,676,213
December 2003                        260.25                         39,651,701
From Inception                       139.98                         21,327,105

                             CLUBHOUSE VIDEOS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 5 -- BUSINESS AND OPERATIONS

The Company is currently working to establish the following lines of business:

                    Home Video and Television Sales
                    Internet Retail Sales
                    Music CD Sales
                    Plush Toy Sales


These financial statements are prepared on a going concern basis that assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, it does not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize assets and liquidate its liabilities, contingent obligations and commitments in other than the normal course of business and the amounts which may be different from those shown in these financial statements. The ability to continue as a going concern is dependent on its ability to:

                    Obtain additional debt and equity financing.
                    Generate profitable operations in the future.

The Company has initiated several actions to generate working capital and improve operating performances, including equity and debt financing, cost reduction measures and completion of a private placement offering. Through December 31, 2003 the Company raised $115,000 to fund current operations. (See
Note 9.) There can be no assurance that the company will be able to successfully implement its plan, or if successfully implemented, the Company will achieve its goals. Furthermore, if the Company is unable to raise additional funds it may be required to reduce its workforce, reduce compensation levels, reduce dependency on outside consultants, modify its growth and operating plans, and even be forced to terminate operations completely.

                             CLUBHOUSE VIDEOS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 6 -- MEMBERSHIP UNITS

The Membership Units at December 31, 2002 were advances from Class B members of Raven Moon Home Video Entertainment, LLC. The members were entitled to receive all distributions from gross profits of the LLC until the members received an amount equal to their initial investment. In addition, the holders of the membership units were entitled to annual receive 15% of all gross profits of the LLC derived from the sale of products. The membership units had no voting rights. The Membership Units have been disclosed as a liability because all advances must be repaid prior to any distributions to the Raven Moon Entertainment, Inc. During March 2003, all Membership Units were converted to shares of the Company's common stock. (See Note 1 and 4.)


Note 7 -- RELATED PARTY TRANSACTIONS

Subsequent to the spin-off on April 25, 2003 a control relationship existed with the following individuals and entities:

         Joseph and Bernadette DiFrancesco, the owners of WEE-OOO, Ltd
         Gina Mouery, Joseph and Bernadette DiFrancesco's daughter
         David Mouery, Gina Mouery's husband, President and CEO of the Company, and the company they own, Beyond the Kingdom
         Raven Moon Entertainment, Inc., Joseph and Bernadette DiFrancesco are officers and directors

These individuals and entities combined owned 28,580,080 shares of common stock subsequent to the spin-off on April 25, 2003, which represents 69% of the outstanding stock.

As of December 31, 2002 Raven Moon Entertainment, Inc. owned 15 membership units of the Company, these units were purchased for $150,000. At April 25, 2003 Raven Moon Entertainment purchased an additional 21.8 membership units of the Company, these units were purchased for approximately $218,000. On April 25, 2003 these units were converted into 5,606,9222 shares of common stock.

                             CLUBHOUSE VIDEOS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


On November 29, 2002, the Company entered into an agreement whereby the company granted to Joseph and Bernadette DiFrancesco (principal stockholders of Raven Moon Entertainment, Inc.) a nonrefundable grant of 100 membership units valued at $1,000,000 in exchange for a one year exclusive option to the program, certain cartoon characters and music publishing rights related to songs written and used in "Gina Ds Kids Club Show" which have been created by Joseph and Bernadette DiFrancesco. Because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products it has elected to charge option rights to intellectual properties $1,000,000 during 2002. On April 25, 2003 the units were converted into 15,236,200 shares of common stock.

Raven Moon Entertainment, Inc. retired its debt of $2,334,235 to the Membership Units of Raven Moon Home Video Products, LLC and its debt to the Company of $798,301 in exchange for an exclusive and limited license to manufacture, market and sell nine videos, CDs and DVDs produced by Raven Moon Entertainment, Inc, a related party and the former parent of the company, in connection with "Gina D's Kids Club" Video, CD and DVD products. This conversion is disclosed on the statement of stockholders' equity as a conversion of Membership Units to Common Stock and as a non cash financing activity in the statements of cash flow.

         Balance per the financial statements                        $2,707,235
         Membership Units owned by Raven Moon Entertainment, Inc.       368,000
                                                                     ----------

         Debt retired by Raven Moon Entertainment, Inc               $2,334,235
                                                                     ==========

The rights to future products purchased by the Company from Raven Moon Entertainment, Inc. will approximate $300,000 per episode of Gina D's Kids Club and $100,000 per new music CD plus 10% of the gross sales of the products.

The company purchased its inventory from JB Toys, Inc, a wholly owned subsidiary of Raven Moon Entertainment, Inc. (the Company's former Parent) for $204,527. The inventory consists of videos, CDs, DVDs, and primarily plush toys, was purchased by the JB Toys, LLC for approximately $130,000. The inventory includes approximately 40,000 plush toys and they have a cost of approximately $5.00 per unit and a sales price of $19.95 per unit plus shipping. Since this transaction was with a subsidiary of Raven Moon Entertainment, Inc. and the Company is a spin-off of Raven Moon Entertainment, Inc., the Company believes it is appropriate to revalue their inventory to the costs of goods sold paid by JB Toys, LLC. Therefore, the Company has recorded an inventory valuation adjustment for $78,000 as a non operating expense in 2003.

                             CLUBHOUSE VIDEOS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


On April 20, 2003, the Company entered into an Executive Administration, Sales and Marketing Consulting Agreement with Joseph DiFrancesco for a three year term with two one year options. This agreement was amended on April 4, 2004. In years one, two and three a draw of $750,000 in cash or registered stock at a 50% discount of the 10 day average bid price against a 15% commission for any sales generated by Joseph DiFrancesco. On April 26, 2004, this agreement was terminated. To compensate Joseph DiFrancesco for the services he performed, the Company agreed to issue $750,000 of common stock. This compensation has been included in accounts payable at December 31, 2003 and in consulting fee expense for the year ended December 31, 2003.

On May 1, 2003, the Company entered into a talent agreement with Gina Mouery (daughter of Bernadette and Joseph DiFrancesco and married to David Mouery, President and CEO of the Company) for a five-year period with an option for an additional five years. For personal appearances to promote products, Gina Mouery will receive either a monthly advance of $20,000 in cash or $20,000 of registered stock per month at 50% of the 10 day average closing bid price of 60 months against a 5% commission on gross revenue received by the Company for these products. In addition, she will be reimbursed for any prior out of pocket expenses incurred by her in promoting these products. On April 26, 2004, the talent agreement with Gina Mouery was terminated by mutual agreement with no compensation being paid or due.

Note 8 -- COMMITMENTS AND CONTINGENCIES

On March 3, 2003 the Company executed a contract with a Media Company that includes an advance payment of $250,000. Two payments of $125,000 each are to be made. The first payment of $125,000 was received and is recorded as a liability and the second payment of $125,000 when the company orders approximately 1,000,000 pieces of product. The product to be ordered will consist primarily of Plush Toys. The repayment of the advance will be added to the cost of products the Company orders at the rate of $.20 per item, plus the regular cost of the product.

On June 6, 2003 the Company entered into a Sales and Marketing Consulting Agreement with Greg Chapin for a one-year term with two one year options. This agreement was amended on April 9, 2004. Greg Chapin will initiate contact with nonprofit organizations, studios, television and entertainment executives for the Company that could potentially increase sales of the Companies products and merchandise. In year one, a draw of $1,500 in cash or registered stock and $250,000 of registered stock at a 50% discount of the 10 day average bid price against a 15% commission for any sales or marketing services generated by the individual.

                             CLUBHOUSE VIDEOS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 9 -- PRIVATE PLACEMENT OFFERING

The Company has plans to raise a minimum of $400,000 and a maximum of $1,000,000 in a private placement offering. The Company is offering Convertible Preferred Stock A and a Convertible Stock B units for $10,000. Investors in the first $400,000 will be issued Convertible Stock A and investors in the remaining $600,000 will be issued Convertible Preferred Stock B. The conversion premium for Convertible Preferred Stock A is 125% and for Convertible Stock B is 115%. Conversion is based upon the amount invested divided by the average close price for the first 29 days of trading, then adjusted by the conversion premium. Conversion is mandatory and will occur automatically on the thirtieth day of trading. These shares are restrictive until the registered filing by the Company with the SEC. All preferred shareholders have rights to be included in the first registration that the Company files with the SEC.

For the period ended December 31, 2003 the Company has raised $115,000 through the sale of Convertible Preferred stock A.

Note 10 --  STOCK OPTION PLAN

The Company established a stock option plan for its executives, consultants, key employees, directors and its affiliates. (The "2003 Stock Option Plan".) The 2003 Stock Option Plan allows for incentive stock options to be granted to future participants at a price not less than 100% of the market value per share on the date of the grant. No options have been granted to employees under this plan.

                             CLUBHOUSE VIDEOS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002



Note 11 -- SUBSEQUENT EVENTS

The Company received additional loans from Raven Moon Entertainment, Inc., a related party, that totaled $48,633 and paid back $6,700 through March 23, 2004. As of March 23, 2004, the Company owed Raven Moon Entertainment, Inc. approximately $90,000.

The Company raised an additional $40,000 through the sale of Convertible Preferred stock A (See Note 9.) through March 23, 2004.

The Company paid $22,000 of loans from affiliated companies through March 23, 2004.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Recent Sales of Unregistered Securities.
----------------------------------------

     During 2001, 2002 and 2003 Raven Moon Home Video Products, LLC, the predecessor entity to CHV, issued an aggregate of 270.72 membership units in a private offering exempt from registration under the Securities Act pursuant to
Section 4(2) thereof for the total consideration of $2,707,235, which units were converted, as a result of a merger with Clubhouse Videos, Inc., into 41,247,974 shares of common stock of Clubhouse Videos, Inc. No fee or discount was given to any underwriter, placement agent or other person in connection with the private placement transactions. Except as described in the preceding sentence, we have not offered, sold or issued any securities.


                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Set forth below are the names and certain information regarding the individuals elected as directors of the Company.

     ----------------- --------------------- ----------------------------------
             Name               Age                        Title
     ----------------- --------------------- ----------------------------------
     David Mouery               45                    President & CEO
     ----------------- --------------------- ----------------------------------
     Michael Gibilisco          31                     Vice President
     ----------------- --------------------- ----------------------------------

     Club House Videos, Inc. has aligned itself with very experienced key personnel and has also entered into consulting agreements to cover areas like website development. The management of Club House Videos, Inc. has the experience, energy and ability to build the company into a significant industry leader. However, the company has not yet entered into any long-term contracts with its key personnel.

     David D. Mouery, Esq., President & CEO. David D. Mouery has 18 years experience as the former Manager of Film and Television Production at the Walt Disney Company, where he oversaw the post production, audio, camera and recording studio departments and was involved in the development and creation of new film and television programs and technologies. Mr. Mouery graduated with honors, was a member of the Law Review, and published a legal note on trademark law. Mr. Mouery recently spent two years as a Law Clerk at the Florida Fifth District Court of Appeals. He is member of the Florida Bar and practices law in the areas of Entertainment Law and Intellectual Property.

     Michael Gibilisco, Vice President has 15 years of experience in the Video and Animation industry, which includes positions as Senior Editor and Producer with Universal and the Television Fox Network. He owns his own full production studio - MG Studios of Longwood, FL.

Section 16(a) Beneficial Ownership Reporting Compliance

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our directors and officers, and persons who own more than ten percent of the Company's Common Stock, are required to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2002, except as set forth below, directors, officers and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

Item 10.  Executive Compensation.

     David Mouery shall receive as compensation for his services the sum of 150,000 Dollars annually.

     Michael Gibilisco shall receive as compensation for his services the sum of 150,000 Dollars annually.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     There are approximately 49,348,175 shares of the Company's common stock outstanding and no preferred shares issued and outstanding. The following table sets forth the information as to the ownership of each person who, as of the date of this report, owns of record, or is known by the company to own beneficially more than 5% of the company's common stock, and the Officers and Directors of the company.


         ------------------------------ ---------- ---------------
         Name and Address of Beneficial  Number of   % Ownership
                     Owner                Shares
         ------------------------------ ---------- ---------------
         TV Toys, Inc.1                 15,382,144      31.17
         ------------------------------ ---------- ---------------
         David Mouery, CEO & President   1,328,571       2.69
         ------------------------------ ---------- ---------------
         Michael Gibilisco, V.P.         1,005,312       2.04
         ------------------------------ ---------- ---------------
         Gina Mouery                     6,545,487      13.26
         ------------------------------ ---------- ---------------
         Raven Moon Entertainment       13,606,922      27.57
         ------------------------------ ---------- ---------------
         Big Apple Consulting            4,335,842       8.77
         ------------------------------ ---------- ---------------

---------------------------------
1  Entity controlled by Gina Mouery

Item 12.  Certain Relationships and Related Transactions.

     Raven Moon Home Video Products LLC, a subsidiary of Raven Moon Entertainment has merged into Clubhouse Videos, Inc. Raven Moon Entertainment, Inc. will be receiving 10% of gross revenues from worldwide sales of the "Gina D's Kids Club" product line from Clubhouse Videos Inc.

     Joseph DiFrancesco has received as compensation for his past services for the Company, 2.5 million shares of the Company's common stock. Mr. DiFrancesco is the father-in-law of Mr. Mouery.

Item 13. Exhibits and Reports on Form 8-K (a) The following documents are filed as part of this Form 10-KSB:

--------- ----------------------------------------------------------------------
EXHIBIT   DESCRIPTION
--------- ----------------------------------------------------------------------
3.1 * Articles of Incorporation of Clubhouse Videos, Inc., as filed with the Florida Department of State on February 4, 2003.

--------- ----------------------------------------------------------------------
3.2 *     Bylaws of Clubhouse Videos, Inc., dated February 4, 2003.

--------- ----------------------------------------------------------------------
3.3 * Plan of Merger effective February 9, 2003, and Articles of Merger by and among Raven Moon Home Video Products, LLC and Clubhouse Videos, Inc. and dated February 9, 2003.

--------- ----------------------------------------------------------------------

--------- ----------------------------------------------------------------------
3.4 ** Executive Sales and Marketing Consultant Agreement between Gregory Chapin and the Company dated April 20, 2003.

--------- ----------------------------------------------------------------------
3.5 ** Addendum to the Executive Sales and Marketing Consultant Agreement between Gregory Chapin and the Company dated as of April 9, 2004.

--------- ----------------------------------------------------------------------
3.6 * License Agreement dated February 14, 2003 between Raven Moon Entertainment, Inc. and Clubhouse Videos, Inc.

--------- ----------------------------------------------------------------------
23.1 ** Consent of Richard L. Brown & Company, P.A., independent public accountants.

--------- ----------------------------------------------------------------------
31.1 **   Section 302 Certification of CEO

--------- ----------------------------------------------------------------------
31.2 **   Section 302 Certification of CFO

--------- ----------------------------------------------------------------------
32.1 **   Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted by
          Section 906 of the Sarbanes-Oxley Act of 2002.

--------- ----------------------------------------------------------------------
32.2 **   Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted by
          Section 906 of the Sarbanes-Oxley Act of 2002.

--------- ----------------------------------------------------------------------

(*) Incorporated by reference to exhibits of Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission (the "SEC") on October 14, 2003.

(**) Filed herewith.

Item 14.  Principal Accountant Fees and Services

Audit Fees

Audit fees billed to the Company by Richard L. Brown & Company, P.A. ("Brown & Company") for auditing the Company's annual financial statements for the fiscal year ended December 31, 2003, reviewing the financial statements included in the Company's Quarterly Reports on Form 10-Q amounted to $18,375.

All Other Fees

There were no other fees billed by Brown & Company with respect to the fiscal years ended December 31, 2003 and 2002, respectively.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLUBHOUSE VIDEOS, INC.
(Registrant)


By:  /s/  David Mouery                                    Date:  April __, 2004
    -----------------------------------
          David Mouery, President & CEO


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title


By:  /s/  David Mouery                                    Date:  April __, 2004
   ---------------------------------------
          David Mouery, President & CEO



By:  /s/  Michael Gibilisco                               Date:  April __, 2004
     -------------------------------------
          Michael Gibilisco, Vice President

                                  Exhibit Index

--------- ----------------------------------------------------------------------
EXHIBIT   DESCRIPTION
--------- ----------------------------------------------------------------------
3.1 * Articles of Incorporation of Clubhouse Videos, Inc., as filed with the Florida Department of State on February 4, 2003.

--------- ----------------------------------------------------------------------
3.2 *     Bylaws of Clubhouse Videos, Inc., dated February 4, 2003.

--------- ----------------------------------------------------------------------
3.3 * Plan of Merger effective February 9, 2003, and Articles of Merger by and among Raven Moon Home Video Products, LLC and Clubhouse Videos, Inc. and dated February 9, 2003.

--------- ----------------------------------------------------------------------

3.4 ** Executive Sales and Marketing Consultant Agreement between Gregory Chapin and the Company dated April 20, 2003.

--------- ----------------------------------------------------------------------
3.5 ** Addendum to the Executive Sales and Marketing Consultant Agreement between Gregory Chapin and the Company dated as of April 9, 2004.

--------- ----------------------------------------------------------------------
3.6 * License Agreement dated February 14, 2003 between Raven Moon Entertainment, Inc. and Clubhouse Videos, Inc.

--------- ----------------------------------------------------------------------
23.1 ** Consent of Richard L. Brown & Company, P.A., independent public accountants.

--------- ----------------------------------------------------------------------
31.1 **   Section 302 Certification of CEO

--------- ----------------------------------------------------------------------
31.2 **   Section 302 Certification of CFO

--------- ----------------------------------------------------------------------
32.1 **   Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted by
          Section 906 of the Sarbanes-Oxley Act of 2002.

--------- ----------------------------------------------------------------------
32.2 **   Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted by
          Section 906 of the Sarbanes-Oxley Act of 2002.

--------- ----------------------------------------------------------------------

(*) Incorporated by reference to exhibits of Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission (the "SEC") on October 14, 2003. (**) Filed herewith.